Form 10QSB
period 2008-03-31
PACIFIC EDGE PUBLISHING,INC.
filed 2008-05-14
CIK 1428404

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

    1934

For the quarterly report ended March 31, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to __________

Commission file number: 333-149490

PACIFIC EDGE PUBLISHING, INC.
(Exact name of small business issuer as specified in its charter)

WASHINGTON	41-2223122
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

    16335 S. Bucker Creek Road, Molino, Oregon 97042

 (Address of principal executive offices)

    866.591.9500, 877.571.9500

(Issuer's telephone number & fax number)

    NOT APPLICABLE

(Former name, former address and former fiscal year,

if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,550,000 common shares outstanding as of March 31, 2008.

PACIFIC EDGE PUBLISHING, INC.
(A Development Stage Company)

FORM 10-QSB
MARCH 31, 2008

(unaudited)

INDEX
Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements	3

Balance Sheet March 31, 2008 (Unaudited)	3

Statements of Operations for the Three Ended	4
March 31, 2008

Statements of Cash Flows for the Three Months Ended	5
March 31, 2008

Notes to Consolidated Financial Statements	6

Item 2 - Management Discussion and Analysis or Plan of Operation	9

Item 3 - Controls and Procedures	9

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	10

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3 - Default Upon Senior Securities	10

Item 4 - Submission of Matters to a Vote of Security Holders	10

Item 5 - Other Information	10

Item 6 – Exhibits	10

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC EDGE PUBLISHING, INC.

(Development Stage Company)

BALANCE SHEET

March 31, 2008 and December 31, 2007

	Mar 31,	Dec 31 ,
ASSETS
CURRENT ASSETS

Cash	$12	$313

Total Current Assets	$12	$313

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$230	$-

Total Current Liabilities	230	-

STOCKHOLDERS' DEFICIENCY

Preferred stock
10,000,000 shares authorized at $.001 par value;
non issued
Common stock
250,000,000 shares authorized at $.001 par value;
8,550,000 shares issued and outstanding	8,550	8,550
Capital in excess of par value	76,800	76,800
Accumulated deficit during development stage	(85,568)	(85,037)

Total Stockholders' Deficiency	(218)	313

	$12	$313

The accompanying notes are an integral part of these financial statements

PACIFIC EDGE PUBLISHING, INC.

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2008 and 2007 and the period

Period December 12, 2006 to March 31, 2008

	Mar 31,	Mar 31,	Inception to
	2008	2007	Mar 31, 2008

REVENUES	$-	$-	$-

EXPENSES

Administrative	531	18,562	85,568

NET LOSS	$(531)	$(18,562)	$(85,568)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-

AVERAGE OUTSTANDING SHARES

Basic (stated in 1000's)	7,130	5,550

The accompanying notes are an integral part of these financial statements

PACIFIC EDGE PUBLISHING, INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2008 and 2007 and the Period

December 12, 2006 (date of inception) to March 31, 2008

	Mar 31,	Mar 31,	Inception to
	2008	2007	Mar 31, 2008

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(531)	$(18,562)	$(85,568)
Adjustments to reconcile net loss to
net cash provided by operating
activities

Changes in accounts payable	230	-	230
Issuance of common stock for expenses	-	-	5,350

Net Cash Flows Used in Operations	(301)	(18,562)	(79,988)

CASH FLOWS FROM INVESTING
ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common	-	18,750	80,000

Net Change in Cash	(301)	188	12
Cash at Beginning of Period	313	-	-

Cash at End of Period	$12	$188	$12

The accompanying notes are an integral part of these financial statements.

PACIFIC EDGE PUBLISHING, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2008

1.

ORGANIZATION

The Company was incorporated under the laws of the state of Washington on December 12, 2006 with authorized common stock of 250,000,000 shares with a par value of $.001 and preferred stock of 10,000,000 shares with a par value of $.001. The terms of the preferred shares have not been determined.

The Company was organized for the purpose of the establishment of a magazine publication to develop  environmental awareness with a  focus on climate change, habitat degradation, and species extinction.

The Company has no operations and is a development stage company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On March 31, 2008, the Company had a net operating loss available for carry forward of $ 85,568. The income tax benefit of approximately $ 26,000 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started any operations. The net operating loss will expire in 2028.

Revenue Recognition

Revenue will be recognized upon the completion of a sale and  shipment of the product.

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

PACIFIC EDGE PUBLISHING, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 63 % of the outstanding common stock of the Company.

4. CAPITAL STOCK

During the year ended December 2007 the Company issued 3,200,000 private placement common shares for cash of $ 80,000 and 5,350,000 private placement shares for services.

PACIFIC  EDGE  PUBLISHING,  INC.

( Development  Stage Company )

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2008

5.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short term loans from an officer-director, and additional equity investment, which will enable the Company to continue operations for the coming year.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Pacific Edge Publishing, Inc. ("Pacific", the “Company” or the “Issuer”) is a Development stage company, incorporated in the State of Washington on December 12, 2006, to establish itself as a designated industry publishing company, focusing on environmentally oriented projects, companies and advertisers.  The Company owns the business model of a 15 year old designated industry publishing company, operating from Gabriola Island, British Columbia, Canada.

We intend to develop the market and sell the designated industry publications through segmented publishing retail distributors.

Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data and in conjunction with the Company's Form S-1 Registration Statement, filed February 29, 2008, with an effective date of March 18, 2008. The Company is now implementing the financing phase to implement its business plan. See the Milestones 1 through 5 in the Form S-1 pertaining to the implementation of such business plan.

Results of Operations

The Company did not generate any revenue during the quarter ended March 31, 2008.

Total expenses the three months ending March 31, 2008 were $531, resulting in an operating loss for the period of $531. Basic net loss per share amounted to $ -0- for the three months ending March 31, 2008. The operating loss for the period is a result of fee incurred for booking expense.

General and administrative expenses consisted primarily of office expenses and bookkeeping for the three months ending March 31, 2008 and were $531, compared to $18,562 for the same period. The decrease is due to the Company’s business plan has been completed and is awaiting financing to commence meaningful operations.

Accounts payable for the period ending March 31, 2008 are $0.

Liquidity and Capital Resources

The Company anticipates that its current cash and cash equivalents and cash generated from operations, if any, will not be sufficient to satisfy its liquidity requirements for at least the next 12 months. The Company will require additional funds prior to such time and will seek to sell additional equity or debt securities or seek alternative sources of financing. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its planned sales, marketing and product development efforts, which could harm its business, financial condition and operating results. In addition, the Company may require additional funds in order to accomplish a more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms, if at all.

ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Treasurer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS

31.1     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1     Section 1350 Certification of Chief Executive Officer

32.2     Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 PACIFIC EDGE PUBLISHING, INC.

                 BY:    /s/ Ronald Mumford

                        Ronald Mumford, President,

                        Principal Executive Officer, Director

                        Dated:  May 13, 2008