Form 10-Q
period 2008-06-30
PACIFIC EDGE PUBLISHING,INC.
filed 2008-08-14
CIK 1428404

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the quarterly report ended June 30, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to __________

Commission file number: 333-149490

PACIFIC EDGE PUBLISHING, INC.

------------------------------

(Exact name of small business issuer as specified in its charter)

WASHINGTON	41-2223122
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

16335 S. Bucker Creek Road, Molino, Oregon 97042

--------------------------------------

(Address of principal executive offices)

C/O William Doran, Attorney at Law

602.971.1775, fax 602.867.7833

--------------

(Issuer's telephone number & fax number)

NOT APPLICABLE

--------------

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

PACIFIC EDGE PUBLISHING, INC.

(A Development Stage Company)

FORM 10-QSB

June 30, 2008

(unaudited)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC EDGE PUBLISHING, INC.

(Development Stage Company)

BALANCE SHEET

June 30, 2008 and December 31, 2007

	Jun 30,	Dec 31 ,
ASSETS
CURRENT ASSETS

Cash	$-	$313

Total Current Assets	$-	$313

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$836	$-

Total Current Liabilities	836	-

STOCKHOLDERS' DEFICIENCY

Preferred stock
10,000,000 shares authorized at $.001 par value;
non issued	-	-
Common stock
250,000,000 shares authorized at $.001 par value;
8,550,000 shares issued and outstanding	8,550	8,550
Capital in excess of par value	76,800	76,800
Accumulated deficit during development stage	(86,186)	(85,037)

Total Stockholders' Deficiency	(836)	313

	$-	$313

The accompanying notes are an integral part of these financial statements

PACIFIC EDGE PUBLISHING, INC.

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three and Six Months Ended June 30, 2008 and 2007

and the period December 12, 2006 to June 30, 2008

	Three Months		Six Months
	Jun 30,	Jun 30,	Jun 30,	Jun 30,	Inception to
	2008	2007	2008	2007	Jun 30, 2008

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Administrative	618	36,206	1,149	54,768	86,186

NET LOSS	$(618)	$(36,206)	$(1,149)	$(54,768)	$(86,186)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$(.01)

AVERAGE OUTSTANDING SHARES

Basic (stated in 1000's)	8,550	7,350	8,550	7,350

The accompanying notes are an integral part of these financial statements

PACIFIC  EDGE  PUBLISHING,  INC.

( Development Stage Company )

STATEMENT OF CASH FLOWS

For the Six Months Ended June  30, 2008 and 2007 and the Period

December 12, 2006 (date of inception) to June 30, 2008

	Jun 30,	Jun 30,	Inception to
	2008	2007	Jun 30, 2008

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(1,149)	$(54,768)	$(86,186)
Adjustments to reconcile net loss to
net cash provided by operating
activities

Changes in accounts payable	836	36,188	836
Issuance of common stock for expenses	-	5,350

Net Cash Flows Used in Operations	(313)	(18,580)	(80,000)

CASH FLOWS FROM INVESTING
ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common	-	18,750	80,000

Net Change in Cash	170	(313)	-
Cash at Beginning of Period	313	-	-

Cash at End of Period	$-	$170	$-

The accompanying notes are an integral part of these financial statements.

PACIFIC EDGE PUBLISHING, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

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

On June 30, 2008, the Company had a net operating loss available for carryforward of $ 86,186. The income tax benefit of approximately $ 26,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started any operations. The net operating loss will expire in 2028.

Revenue Recognition

Revenue will be recognized upon the completion of a sale and shipment of the product.

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

PACIFIC EDGE PUBLISHING, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2008

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

June 30, 2008

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

Results of Operations

The Company did not generate any revenue during the quarter ended June 30, 2008.

Total expenses the three months ending June 30, 2008 were $618, resulting in an operating loss for the period of $618. Basic net loss per share amounted to $ (-) or the three months ending June 30, 2008. The operating loss for the period is a result of fee incurred for booking and general business expense.

General and administrative expenses consisted primarily of office expenses and bookkeeping for the three months ending June 30, 2008 and were $618, compared to $531 for the same period ending March 31, 2008. The increase is due to the Company’s business plan being discussed with potential participants and the costs related to the transportation to discuss such business plan and other business related activity.

Accounts payable for the period ending June 30 are $836.

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

Dated:  August 12, 2008